Form 10-K
period 2022-03-31
Honda Auto Receivables 2020-1 Owner Trust
filed 2022-06-24
CIK 1799186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0000864270

Delaware	84-6939637
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 1919 Torrance Blvd., Torrance, CA	90501
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2555

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Reserved

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
Item 6, Reserved
(c)
Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
(d)
Item 7A, Quantitative and Qualitative Disclosures About Market Risk
(e)
Item 8, Financial Statements and Supplementary Data
(f)
Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(g)
Item 9A, Controls and Procedures

Item 9B. Other Information.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)
Exhibits required by Item 601 of Regulation S-K.

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

(c)
Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2020-1 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 24, 2022		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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