Form 10-K
period 2023-03-31
Honda Auto Receivables 2020-1 Owner Trust
filed 2023-06-23
CIK 1799186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

(310) 972-2288

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
Item 9A, Controls and Procedures

Item 9B. Other Information.

Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Honda Auto Receivables 2020-1 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 23, 2023		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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